Form 10QSB
period 2000-06-30
ALPHACOM INC
filed 2000-08-14
CIK 356664

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 2000

                                       OR

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                for the transition period from _______to________

         Commission File Number       333-83573
                               ----------------------

                                 ALPHACOM, INC.

           (Name of small business issuer as specified in its charter)

--------------------------------------------------------------------------------

                  NEVADA                             34-1868605
                  ------                             ----------

     (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)

                   1035 Rosemary Boulevard, Akron, Ohio 44306
                    (address of principal executive offices)

                                 (330) 785-5555
              (Registrant's telephone number, including area code)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2)
has been subject to such filing requirements for the past 90 days. Yes     No X
(effective date was June 30, 2000).                                    ---   ---

The number of shares outstanding of the registrant's common stock as of July 31, 2000 was 12,499,842.

Transitional Small Business Disclosure Format (check one):   Yes     No  N
                                                                 ---    ---

                                  ALPHACOM, INC

                                 FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

Part I.  Financial Statements

1.  Financial Statements
         Unaudited Condensed Consolidated Combined Balance Sheets as
         December 31, 1999 and June 30, 2000.-------------------------------3

         Unaudited Condensed Consolidated Combined Statements of Operations for three and six months ended June 30, 2000 and 1999------------------4

         Unaudited Condensed Consolidated Combined Statements of Cash Flows for the six months ended June 30, 2000 and 1999------------------------5

         Notes to Unaudited Condensed Consolidated Combined Financial Statements---------------------------------------------------------6

2.  Management's Discussion and Analysis or Plan of Operations--------------7


Part II. Other Information--------------------------------------------------9

                                     Part I

Item 1--Financial Statements

                   ALPHACOM, INC. AND SUBSIDIARY AND AFFILIATE
                          (development stage companies)
            UNAUDITED CONDENSED CONSOLIDATED COMBINED BALANCE SHEETS

                                                               June 30,        December 31,
                                                                 2000               1999
                                                             -----------       ------------
ASSETS
         Current assets
                  Cash                                       $     3,207        $    41,445
                  Notes receivable                               500,000                  0
                  Accounts receivable-net                        106,671             18,942
                  Inventories                                     50,190             21,217
                  Prepaid expenses                               782,235          1,282,278
                                                             -----------        -----------
                                                               1,442,303          1,363,882
         Equipment-net                                           380,081            311,450

         Other assets
                  Patents                                        205,000            205,000
                  Deposits and other                              88,127             88,127
                                                             -----------        -----------

                                    TOTAL ASSETS             $ 2,115,511        $ 1,968,459
                                                             ===========        ===========
LIABILITIES AND SHAREHOLDERS' DEFICIT
         Current liabilities
                  Notes payable                              $ 3,607,346        $ 2,701,806
                  Accounts payable-trade                         636,717            779,276
                  Accrued interest                               259,752            183,282
                  Accrued expenses                               384,623            361,022
                  Accrued consulting fee                               0          1,000,000
                  Deferred compensation                          136,918            145,681
                  Current portion of long-term debt              169,741            169,362
                  Deferred revenue                               108,500                  0
                                                             -----------        -----------
                                                               5,303,597          5,340,429
         Long-term debt, net of current portion                   11,462             16,428

         Non-current portion of deferred revenue                 990,059                  0
                                                             -----------        -----------

                           Total liabilities                   6,305,118          5,356,857
                                                             -----------        -----------

         Shareholders' deficit
                  Common stock                                   267,049            266,849
                  Additional paid-in capital                   1,747,621            747,821
                  Treasury stock                                  (1,653)            (1,653)
                  Deficit accumulated during the
                           development stage                  (6,202,624)        (4,401,415)
                                                             -----------        -----------
                           Total shareholders' deficit        (4,189,607)        (3,388,398)
                                                             -----------        -----------

         TOTAL LIABILIES AND SHAREHOLDERS'
                                  DECIFIT                    $ 2,115,511        $ 1,968,459
                                                             ===========        ===========



SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED COMBINED FINANCIAL STATEMENTS

                   ALPHACOM, INC AND SUBSIDIARY AND AFFILIATE
                          (development stage companies)
       UNAUDITED CONDENSED CONSOLIDATED COMBINED STATEMENTS OF OPERATIONS




                                                                                                             Cumulative
                                         Three Months Ended                    Six Months Ended            From Inception
                                             June 30,                              June 30,                (April 19,1996
                                      2000               1999               2000               1999        to June 30,2000
                                 -----------------------------------------------------------------------------------------

Sales-Licenses                   $     44,041        $         0        $    44,041       $          0       $     44,041
Product sales                          94,651             29,396            187,563             75,152            713,373
Cost of sales                          65,562             33,946            192,118             60,044            382,566
                                 -----------------------------------------------------------------------------------------
         Gross profit (loss)           73,130             (4,550)            39,486             15,108            374,848
Operating expenses                    934,687            568,573          1,660,043            877,782          5,993,479
                                 -----------------------------------------------------------------------------------------
         Operating loss              (861,557)          (573,123)        (1,620,557)          (862,674)        (5,618,631)
Interest expense                      (94,131)           (43,069)          (180,652)           (89,874)          (593,269)
Other                                                                                                               9,276
                                 -----------------------------------------------------------------------------------------
                  NET LOSS       $   (955,688)      $   (616,192)      $ (1,801,209)      $   (952,548)      $ (6,202,624)
                                 =========================================================================================
Net loss per share               $      (0.08)      $      (0.05)      $      (0.15)      $      (0.08)      $      (0.59)

                                 =========================================================================================
Weighted average number of
         shares outstanding        12,433,175         12,133,709         12,366,509         12,058,875         10,491,455
                                 =========================================================================================





SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED COMBINED FINANCIAL STATEMENTS.

                   ALPHACOM, INC. AND SUBSIDIARY AND AFFILIATE
                          (development stage companies)
        UNAUDITED CONDENSED CONSOLIDATED COMBINED STATEMENT OF CASH FLOWS

                                                                                Cumulative
                                                                              From Inception
                                        Six Months Ended   Six Months Ended  (April 19, 1996
                                          June 30, 2000     June 30, 1999    to June 30, 2000
                                         ---------------   ----------------  ----------------

Cash flows from operations:
         Net loss                          $(1,802,209)      $  (952,548)      $(6,202,624)
         Adjustments to reconcile
           net loss to net cash used in
           operations:
              Depreciation and
                   amortization                531,246            55,037           773,909
              Stock issued for
                   services                        -0-           215,000           303,012
              License fee income               (44,041)              -0-           (44,041)
           Changes in ;
                  Accounts receivable          (87,729)            8,332          (106,671)
                  Prepaid expense                   43           (61,422)         (323,735)
                  Inventories                  (28,973)          (21,817)          (50,190)
                  Deposits and other               -0-               -0-           (80,627)
                  Accounts payable            (142,559)          104,699           636,717
                  Accrued interest              76,470            34,655           259,752
                  Accrued expenses              14,838            36,372           480,126
                  Deferred revenue             642,600               -0-           642,600
Total adjustments                              961,852           370,856         2,490,852

Net cash used by operations:                  (839,357)         (581,692)       (3,711,772)
Cash flows from investing:
          Purchase of equipment                (99,834)          (29,249)         (477,490)
          Purchase of patents                      -0-               -0-          (205,000)
          Advance on investment                    -0-               -0-            (7,500)
Net cash used in investing:                    (99,834)          (29,249)         (689,990)
Cash flows from financing:
       Proceeds from debt                          -0-            50,000           203,924
       Payment of debt                          (4,587)           (4,443)          (22,721)
       Proceeds from notes payable           1,025,000           606,900         3,791,306
       Payment of notes payable               (119,460)          (42,015)         (318,960)
       Proceeds from sale of stock                 -0-               -0-           751,420
Net cash provided by financing:                900,953           610,442         4,404,969
                                           -----------------------------------------------
Net increase (decrease) in cash                (38,238)             (499)            3,207
Cash -beginning of period                       41,445             8,332                 0

Cash - end of period                       $     3,207       $     7,833       $     3,207
                                           ===============================================


SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED COMBINED FINANCIAL STATEMENTS.

                  ALPHACOM, INC. AND SUBSIDIARY AND AFFILIATE

     Notes to UNAUDITED Condensed Consolidated Combined Financial Statements


Note 1 Basis of Presentation

The Company has prepared the accompanying condensed consolidated combined financial statements, without audit, according to the applicable regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in those financial statements prepared according to generally accepted accounting principles have been condensed or omitted. The company believes that the following disclosures are adequate and not misleading. These unaudited condensed consolidated combined financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the Company's opinion, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. It is suggested that these unaudited condensed consolidated financial statements are read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form SB-2 for the fiscal year ended December 31, 1999.

Note 2 Going Concern

The Company has incurred operating losses since inception and at June 30, 2000 had incurred an unaudited year to date loss of $1,801,209. In addition, the Company has a working capital deficiency, limited revenues to date and a product for which market acceptance remains generally untested. Primarily as a result of these factors, the Company's independent certified public accountants included an explanatory paragraph in their report on the Company's December 31, 1999 consolidated combined financial statements which expressed substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to continue as a going concern.

Management of the Company has undertaken certain actions to attempt to address these conditions. These actions include seeking new sources of capital to allow the Company to continue. On June 30, 2000 the Company received an order from the Securities and Exchange Commission declaring its Registration Statement effective pursuant to Section 8(a) of the Securities Act of 1933, as amended. The Company is in the process of obtaining various state regulatory approvals and anticipates the issuance of 2,800,000 shares of stock to raise approximately $10,400,000 within the next 30 days.

Note 3 Sale of Technology

The Company, commencing in the quarter ended June 30, 2000, has begun to license its technology in specific markets through the world. These agreements require an initial license fee plus additional license fees upon the grant of sub-licenses to third parties by the licensee. In addition, the company receives royalties based on total users of the technology in each market. The Company recognizes revenue on these license agreements on a straight-line basis over the term of the agreements, which is ten years. License fee income recognized on these agreements during the six months ended June 30, 2000 and 1999 was $44,041 and $-0- , respectively.

The Company does not record revenue on the additional license fees to be received until payments are received, at which time the revenue is recognized over the remaining term of the original license agreement. The agreements signed at June 30, 2000 require additional minimum license fees of $10,535,000.

Item 2  Management's Discussion and Analysis or Plan of Operations

This Quarterly Report on Form 10-QSB, including any information incorporated by reference herein, includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All of the statements contained in this Quarterly Report on Form 10-QSB, other than statements of historical fact, should be considered forward looking statements.

General

AlphaCom, Inc. (the "Company" or "AlphaCom"), is a Nevada corporation, incorporated on December 1, 1997 and has as its current address 1035 Rosemary Blvd., Akron, Ohio, 44306. On July 1, 1998 AlphaCom purchased certain limited assets of Alpha Beta Communications, including its distributor base. For presentation purposes the accounts of Alpha Beta Communications have been combined from April 19, 1996.

The Company is an innovator in communication technology and will continue to introduce new hi-tech products and services in the rapidly expanding multi-billion dollar Internet, telecommunications and related industries to individual consumers, small and large businesses, government and institutions, both nationally and internationally.

GSI-5 -Keeping within the wireless market we became a Value Added Reseller (VAR) for this product. This system provides an asymmetrical (dial-up outbound), high-speed satellite Internet solution for up to 250 simultaneous users or sessions at up to 500 KBPS.

Wireline Internet Access and Network Utility (NU)- We have been marketing a traditional dial-up Internet service or wireline service. We expect our NU compression software to increase the average throughput speed by 2 to 5 times.

International (Exclusive) Licensing - We have commenced licensing markets outside of North America to sell our products. This activity has picked up substantially as we demo our VMSK product in anticipation of deploying this product. This product expands and/or utilizes "bandwidth" to provide a solution for the so called last mile problem.

VMSK-Status of Development

Very-Minimum-Shift-Keying (VMSK) is patented. These patents cover an encoding and decoding method that compresses ordinary modulation to transmit digital data at 10 to 25 bits/sec/Hz. VMSK has been demonstrated in the lab to various large companies, our government and foreign governments. The Company anticipates initial deployment by the end of this year.

Results of Operations

Three Months Ended June 30, 2000 and 1999

Revenues for the quarter ended June 30, 2000 were $138,692 compared to $29,396 for the quarter ended June 30, 1999. Operating costs and expenses totaled $934,687 in the quarter ended June 30, 2000 as compared to $568,573 for the same period in 1999. The increases in operating expenses in 2000 are due to increase in wages (increase in personnel) and consulting fees ($266,667). Interest expense totaled $94,131 for the quarter ended June 30, 2000 compared to $43,069 for the same period in 1999 as a result of increased debt. The Company expects expenditures to increase in all areas of its business during the next twelve months as development and promotion of existing and new products continues assuming available working capital.

Six Months Ended June 30, 2000 and 1999

Revenues for the six months ended June 30, 2000 and 1999 were $231,604 and $75,152 respectively. An increase in Internet access subscribers accounted for approximately $100,000 of the increase and the balance result from license revenue. Operating costs and expenses totaled $1,660,043 for the six months ended June 30, 2000 as compared to $877,782 for the same period in 1999. The 2000 operating costs included increases of $533,334 in consulting fees, $56,000 in selling expenses and $120,000 in wages over the same period in 1999. Interest expense in 2000 was $180,652 compared to $89,874 in 1999 reflecting higher debt.

Financial Condition

During the quarter ended June 30, 2000 the Company received approximately $1,150,000 in license fees, which includes $1,098,559 deferred at June 30, 2000. The Company recognized $44,041 of license fees in income through June 30, 2000. AlphaCom will issue up to 2,800,000 shares under an SB-2 Registration Statement (effective June 30, 2000 by the Securities and Exchange Commission) which could raise up to $10,400,000 if all shares are sold.

Development Stage - Accumulated Deficit

The company is a development stage company and has had only limited revenues since its inception. There can be no assurance that the Company will be able to achieve a significant level of sales or attain profitability. The Company's activity has been limited to developing technology, fund raising, initial sales and marketing efforts. There can be no assurance that the Company will be able to grow in the future. As a result, the Company believes that prior results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

Because of the foregoing factors, among others, the Company is unable to forecast its revenues or the rate at which it will add new customers with any degree of accuracy. There can be no assurance that the Company will ever achieve favorable operating results or profitability.

                           Part II - Other Information

ITEM 2  -  CHANGES IN SECURITIES

Unregistered sale of equity securities during the quarter.

In April 2000, the Company issued 200,000 shares of Common Stock to a consulting firm in accordance with a contract signed in December 1999. The shares issued eliminated a $1,000,000 liability and the consulting fee is being amortized over a twelve-month period which commenced on December 15, 1999.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a shareholders meeting held on May 10, 2000, the following items were voted on and approved by the shareholder in person or by proxy:

     1. Added the following directors; Mr. J. Bruce Hunsicker; Dr. Marion A. Ruebel; Mr. Frank A. Wahl; and Joseph M. Lechiara

     2.  Amended the By-Laws to require 66% vote to remove a director

     3.  Amended By-Laws to require 75% vote to amend the By-Laws

     4. Amend the Articles of Incorporation to require a 75% vote to approve a merger, waivable by the board of directors.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 -K

         a.       Exhibit Index

         b.       Reports on Form 8 - K ---None

SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHACOM, INC.
  (Registrant)

BY:  /s/ Robert Snyder
    -------------------------------
    CEO

DATE: August 14, 2000
      ---------------

BY:  /s/ Joseph M. Lechiara
    -------------------------------
    CFO

DATE: August 14, 2000
      ---------------

                                  EXHIBIT INDEX

Exhibit No. 27 - Financial Data Schedule----------------------------------11