Form 10QSB
period 2000-09-30
ALPHACOM INC
filed 2000-11-13
CIK 356664

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 2000

                                       OR

(_) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                for the transition period from _______to________

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

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __ (effective date was June 30, 2000).

The number of shares outstanding of the registrant's common stock as of September 30, 2000 was 14,816,430.

Transitional Small Business Disclosure Format (check one):   Yes ___ No  _N

                                  ALPHACOM, INC

                                 FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

Part I.  Financial Statements

1.  Financial Statements

         Unaudited Condensed Consolidated Combined Balance Sheets as December 31, 1999 and September 30, 2000.--------------------------------------3

         Unaudited Condensed Consolidated Combined Statements of Operations for three and nine months ended September 30, 2000 and 1999---------------4

         Unaudited Condensed Consolidated Combined Statements of Cash Flows for the nine months ended September 30, 2000 and 1999---------------------5

         Notes to Unaudited Condensed Consolidated Combined Financial Statements------------------------------------------------------------6

2.  Management's Discussion and Analysis or Plan of Operations-----------------8


Part II. Other Information----------------------------------------------------10

                                     Part I

Item 1--Financial Statements

                   ALPHACOM, INC. AND SUBSIDIARY AND AFFILIATE
                          (development stage companies)
            UNAUDITED CONDENSED CONSOLIDATED COMBINED BALANCE SHEETS

                                                            Sept. 30,      December 31,
                                                               2000           1999
                                                          ------------    ------------

ASSETS
         Current assets
                  Cash                                    $    709,189    $     41,445
                  Notes  receivable                          1,015,000               0
                  Accounts receivable-net                       51,868          18,942
                  Other  receivables and advances              252,953               0
                  Inventories                                   53,367          21,217
                  Prepaid expenses                             550,780       1,282,278
                                                          ------------    ------------
                                                             2,633,157       1,363,882
         Equipment - net                                       413,215         311,450

         Other assets

                  Patents                                      655,000         205,000
                  Note Receivable                              500,000               0
                  Deposits and other                            63,079          88,127
                                                          ------------    ------------
                                    TOTAL ASSETS          $  4,264,451    $  1,968,459
                                                          ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
         Current liabilities
                  Notes payable                           $    372,135    $  2,701,806
                  Accounts payable  -trade                     328,948         779,276
                  Accrued interest                              34,227         183,282
                  Accrued expenses                             190,096         361,022
                  Accrued consulting fee                             0       1,000,000
                  Deferred compensation                              0         145,681
                  Current portion of long-term debt              9,935         169,362
                  Deferred revenue                             135,600               0
                                                          ------------    ------------
                                                             1,070,941       5,340,429
         Non-current portion of long-term debt                   8,903          16,428

         Non-current portion of deferred revenue             1,194,334               0
                                                          ------------    ------------

                           Total liabilities                 2,274,178       5,356,857
                                                          ------------    ------------

         Shareholders' equity (deficit)
                  Common stock                                 269,366         266,849
                  Additional paid-in capital                10,152,855         747,821
                  Treasury stock                                (1,653)         (1,653)
                  Deficit accumulated during the
                           development stage                (8,430,295)     (4,401,415)
                                                          ------------    ------------
                  Total shareholders' equity ( deficit)      1,990,273      (3,388,398)
                                                          ------------    ------------

         TOTAL LIABILIES AND SHAREHOLDERS'
                                     EQUITY (DEFICIT)     $  4,264,451    $  1,968,459
                                                          ============    ============


SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED COMBINED FINANCIAL STATEMENTS

                   ALPHACOM, INC AND SUBSIDIARY AND AFFILIATE
                          (development stage companies)
       UNAUDITED CONDENSED CONSOLIDATED COMBINED STATEMENTS OF OPERATIONS




                                                                                                   Cumulative
                                    Three Months Ended           Nine Months Ended               From Inception
                                         Sept. 30,                    Sept. 30,                  (April 19,1996
                                    2000         1999           2000            1999            to Sept. 30,2000)
                              -----------------------------------------------------------------------------------

Sales-licenses                $     27,125    $          0    $     71,166    $          0         $     71,166
Product sales                       76,384         119,054         263,947         194,206              789,757
Cost of sales                       37,318          38,635         229,436          98,679              419,884
                              -----------------------------------------------------------------------------------
         Gross profit               66,191          80,419         105,677          95,527              441,039
Operating expenses               2,241,902         409,654       3,901,945       1,287,436            8,235,381
                              -----------------------------------------------------------------------------------
         Operating loss         (2,175,711)       (329,235)     (3,796,268)     (1,191,909)          (7,794,342)
Interest expense                   (51,960)        (51,142)       (232,612)       (141,016)            (645,229)
Other                                                                                                     9,276
                              -----------------------------------------------------------------------------------
NET LOSS                      $ (2,227,671)   $   (380,377)   $ (4,028,880)   $ (1,332,925)   $ (8,430,295)
                              ===================================================================================
Net loss per share            $      (0.16)   $      (0.03)   $      (0.31)   $      (0.11)   $      (0.79)
                              ===================================================================================
Weighted average number of
         shares outstanding     13,905,753      12,199,042      12,879,590      12,105,598      10,719,075
                              ===================================================================================


SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED COMBINED FINANCIAL STATEMENTS.

                   ALPHACOM, INC. AND SUBSIDIARY AND AFFILIATE
                          (development stage companies)
        UNAUDITED CONDENSED CONSOLIDATED COMBINED STATEMENT OF CASH FLOWS

                                                                                        Cumulative
                                                                                        From Inception
                                          Nine Months Ended     Nine Months Ended    (April 19, 1996
                                            Sept. 30, 2000        Sept. 30, 1999      to Sept. 30, 2000)
                                             -------------        -------------        -------------
Cash flows from operations:
         Net loss                            $ (4,028,880)        $ (1,332,925)        $ (8,430,295)
         Adj. to reconcile net
           loss to net cash used
           in operations:
              Depr. and amort                     801,426               64,446            1,044,132
              Stock issued  for
                   services                     1,010,000              215,000            1,313,012
              License fee income                  (71,166)                   0              (71,166)
           Changes in :
              Accounts receivable                 (32,926)              (4,980)             (51,868)
              Advances                           (252,953)                   0             (252,953)
              Prepaid expense                     (18,502)             (61,595)            (342,280)
              Inventories                         (32,150)             (23,046)             (53,367)
              Deposits and other                        0                6,043               (5,579)
              Accounts payable                   (450,328)             164,490              328,948
              Accrued interest                     (1,055)              72,465              182,227
              Accrued expenses                   (284,422)              61,814              180,866
              Deferred revenue                    901,100                    0              901,100
Total adjustments                               1,569,024              494,637            3,173,072

Net cash used in operations                    (2,459,856)            (838,288)          (5,257,223)
Cash flows from investing
          Distr. of notes receivable           (1,015,000)                   0           (1,015,000)
          Purchase of equipment                  (153,191)             (52,618)            (530,847)
          Purchase of patents                    (450,000)                   0             (655,000)
          Advance on investment                   (50,000)                   0              (57,500)
Net cash used in investing:                    (1,668,191)             (52,618)          (2,258,347)
Cash flows from financing:
          Proceeds from debt                            0              160,000              203,924
          Payment of debt                         (11,952)              (6,421)             (30,086)
          Proceeds from notes payable              975,000              816,900            3,741,306
          Payment of notes payable               (704,707)             (76,765)            (904,207)
          Stock issuance costs                    (73,925)                   0             (148,973)
          Proceeds from sale of stock           4,611,375                    0            5,362,795
Net cash provided by financing                  4,795,791              893,714            8,224,759
                                             ------------------------------------------------------
Net increase in cash                              667,744                2,808              709,189
Cash -beginning of period                          41,445                8,332                    0

Cash - end of period                         $    709,189         $     11,140         $    709,189
                                             ======================================================


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

Note 2 Going Concern

The Company has incurred operating losses since inception and at September 30, 2000 had incurred an unaudited year to date loss of $4,028,880. In addition, the Company has limited revenues to date and a product for which market acceptance remains generally untested. Primarily as a result of these factors, the Company's independent certified public accountants included an explanatory paragraph in their report on the Company's December 31, 1999 consolidated combined financial statements which expressed substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to continue as a going concern.

Management of the Company has undertaken certain actions to attempt to address these conditions. These actions include seeking new sources of capital to allow the Company to continue. On June 30, 2000 the Company received an order from the Securities and Exchange Commission declaring its Registration Statement effective pursuant to Section 8(a) of the Securities Act of 1933, as amended. The Company has issued 2,088,261 shares at September 30, 2000 and raised approximately $ 7,407,449.

Note 3 Sale of Technology

The Company, commencing in the quarter ended June 30, 2000, has begun to license its technology in specific markets through the world. These agreements require an initial license fee plus additional license fees upon the grant of sub-licenses to third parties by the licensee. In addition, the Company receives royalties based on total users of the technology in each market. The Company recognizes revenue on these license agreements on a straight-line basis over the term of the agreements, which is ten years. License fee income recognized on these agreements during the nine months ended September 30, 2000 and 1999 was $71,166 and $-0- , respectively. Deferred Revenue recorded on the balance sheet amounted to $1,329,934 at September 30, 2000.

The Company does not record revenue on the additional license fees to be received until payments are received, at which time the revenue is recognized over the remaining term of the original license agreement. The agreements signed at September 30, 2000 require additional minimum license fees of $19,874,000.

Note 4 Non-Cash Investing and Financing Activities

During the nine months ended September 30, 2000, the Company issued shares as follows for related non-cash transactions:

         757,464 shares to satisfy obligations for rescission shares at $1 per share; 605,937 shares to reduce debt by $3,029,685; 29,600 shares to reduce accrued expenses of $148,000; and 202,000 shares in connection with certain promotion and advertising expenses of $1,010,000.

Additionally, in March of 2000, the Company recorded a non-current note receivable in the amount of $500,000 as a partial payment for an initial license fee.

Note 5 Notes Receivable

The Company made various short-term advances in the form of notes receivable totaling $1,015,000 during the nine months ended September 30, 2000. The notes are classified as current assets and include interest ranging from 8% to 10.5%.

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

VMSK-Status of Development - Very-Minimum-Shift-Keying (VMSK) is patented. These patents cover an encoding and decoding method that compresses ordinary modulation to transmit digital data at 10 to 25 bits/sec/Hz. VMSK has been demonstrated in the lab to various large companies, our government and foreign governments. The Company anticipates initial deployment by the middle of next year.

The VMSK U.S. patents are owned by certain companies owned by Harold Walker. On December 22, 1999, the Company entered into a stock purchase agreement with Mr. Walker for all of his affiliated companies providing for the acquisition by the Company of all proprietary technology related to VMSK for a total purchase price of three million dollars, requiring certain periodic payments in cash. The Company already had obtained a non-exclusive license to utilize the VMSK technology through an earlier agreement with AMC. The Company believes, through its agreement with Mr. Walker, it is authorized to and has commenced, to independently procure the exclusive worldwide patent rights to its improvements in the VMSK technology.

Mr. Walker has notified the Company that he believes they failed to timely deliver certain payments under his agreements, and that, it is Mr. Walkers position, the agreement is therefore terminated. The Company totally rejects this claim, and plans to aggressively and vigorously defend its worldwide patents and all updates concerning VMSK technology.

International (Exclusive) Licensing - We have commenced licensing markets outside of North America to sell our products. This activity has picked up substantially as we demo our VMSK product in anticipation of deploying this product. This product expands and/or utilizes "bandwidth" to provide a solution for the so called last mile problem.

Results of Operations

Three Months Ended September 30, 2000 and 1999

Revenues for the quarter ended September 30, 2000 were $103,509 compared to $119,054 for the quarter ended September 30, 1999. Operating costs and expenses totaled $2,241,902 in the quarter ended September 30, 2000 as compared to $409,654 for the same period in 1999. The increases in operating expenses in 2000 are due to increase in wages of $276,039 (increase in personnel), consulting fees of $146,011, legal and accounting fees of $81,515 and promotions of $964,039. Interest expense totaled $51,960 for the quarter ended September 30, 2000 compared to $51,142 for the same period in 1999. The Company expects expenditures to increase in all areas of its business during the next twelve months as development and promotion of existing and new products continues assuming available working capital.

Nine Months Ended September 30, 2000 and 1999

Revenues for the nine months ended September 30, 2000 and 1999 were $335,113 and $194,206 respectively. An increase in Internet access subscribers accounted for approximately $69,000 of the increase and the balance of approximately $71,000 results from license revenue. Operating costs and expenses totaled $3,901,945 for the nine months ended September 30, 2000 as compared to $1,287,436 for the same period in 1999. The 2000 operating costs included increases of $673,824 in consulting fees, $975,847 in promotions, $209,627 in legal and accounting fees and $396,524 in wages over the same period in 1999. Interest expense in 2000 was $232,612 compared to $141,016 in 1999 reflecting higher debt.

Financial Condition

During the nine months ended September 30, 2000 the Company received approximately $1,401,100 in license fees, which includes $1,329,934 deferred at September 30, 2000. The Company recognized $71,166 of license fees in income through September 30, 2000. AlphaCom may issue up to 2,800,000 shares under an SB-2 Registration Statement (effective June 30, 2000 by the Securities and Exchange Commission) which could raise up to $10,400,000 if all shares are sold.

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

                           Part II - Other Information

ITEM 2  -  CHANGES IN SECURITIES

Unregistered sale of equity securities during the quarter.

In July 2000, the Company issued 203,100 shares of Common Stock to four accredited persons for services rendered.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 -K

        a.       Exhibit Index
        b.       Reports on Form 8 - K ---None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHACOM, INC.
  (Registrant)

BY:  /s/ Robert Snyder
     ____________________________
        CEO
DATE: November 14 , 2000
      ------------------

BY:  /s/ Joseph M. Lechiara
     ________________________
         CFO
DATE: November 14 , 2000
      ------------------

                                  EXHIBIT INDEX

Exhibit No. 27 - Financial Data Schedule--------------------------------------11