Form 10KSB
period 2000-12-31
ALPHACOM INC
filed 2001-04-16
CIK 356664

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
     For the transition period from _______________________ to _____________
                        Commission file number 333-83573

                                 AlphaCom, Inc.
                 (Name of small business issuer in its charter)

               Nevada                                   34-1868605
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

   1035 Rosemary Boulevard, Akron, Ohio                   44306
 (Address of principal executive offices)               (Zip Code)

                    Issuer's telephone number (330) 785-5555

Securities registered under Section 12(b) of the Exchange Act:

          Title of each class          Name of each exchange on which registered

                 None                                      N/A
        -------------------------      -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:


--------------------------------------------------------------------------------

                         Common Stock --$0.001 par value
                         -------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $409,271

Documents incorporated by reference: NONE

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: No public market exists as of April 16, 2001.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

                  CLASS                        OUTSTANDING AT APRIL 16, 2001
                  -----                        -----------------------------

      Common Stock-$0.001 par value                      14,851,126

This Annual Report on Form 10-KSB for the year ended December 31, 2000, including the discussion of the business of AlphaCom, Inc. (the Company), management's discussion and analysis of financial condition and results of operations, as well as other sections of this Annual Report contain "forward-looking" statements within the meaning of the United States federal securities laws. These forward-looking statements involve a number risk and uncertainties, including, but not limited to, those discussed in this paragraph. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for AlphaCom, Inc.'s products and services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; and/or evolving technology. The results of operations that AlphaCom, Inc. achieves may differ materially from forward-looking statements due to these risks and uncertainties. The forward-looking statements in this annual report on Form 10-KSB for the fiscal year ended December 31, 2000, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

AlphaCom, Inc. was incorporated on December 1, 1997 in the State of Nevada. On July 1, 1998, AlphaCom, Inc. purchased certain limited assets of Alpha Beta Communications, including its distributor base. AlphaCom, Inc. also has a wholly-owned Canadian subsidiary, registered on April 28, 1998 as AlphaCom Canada, LTD., for the purpose of distributing products and services in Canada.

The Company has been a reporting company under the Securities Exchange Act since August 2000 and will soon be traded publicly on the NASDAQ BB under the symbol AHCM.

AlphaCom, Inc. was organized as a development stage company with the intent to acquire and/or develop technology to provide an easy and speedy experience for those surfing the World Wide Web.

Neither AlphaCom, Inc. or its subsidiary has been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger, consolidation, purchase or sale of a significant amount of assets.

BUSINESS OF ISSUER.

AlphaCom, Inc. owns the exclusive license to a revolutionary communications technology we call Alpha High Capacity Narrow Band (AHCNB). AHCNB is patented under the trade name VMSK. AHCNB is a modulation algorithm. When applied to existing data transmission environments, AHCNB is able to produce previously unrealized bandwidth efficiencies.

For example, Time Division Multiple Access (TDMA), one of the leading standards of digital cellular communications, allows for up to 128 simultaneous conversations per system. By utilizing AHCNB modulation, a TDMA-AHCNB system using the same bandwidth as TDMA will allow for over 4,500 simultaneous conversations, an increase in excess of 35 times. This means that by incorporating our AHCNB technology, the existing infrastructure deployed by cellular carriers today will be able to support far more revenue-producing subscribers.

Cellular technology is only one of many applications over which AHCNB can be deployed. AHCNB can be deployed on most communications platforms including both wireless and wireline. Not only will the use of AHCNB produce a substantial increase in the revenues of existing markets, the increased data potential creates numerous new markets.

AlphaCom, Inc. intends to operate under several distinct business units as follows:

OPERATIONS UNIT Provides various AHCNB-related services to the marketplace. The operating unit will market services to resellers (including other AlphaCom, Inc. business units) and consumers. The operations unit is the administrative arm of the entire organization.

RESEARCH AND DEVELOPMENT UNIT Focuses on taking AHCNB-related products and services to the marketplace. Initially the research and development unit will focus on mass-market products and services. Additionally, the research and development unit will develop products and services to support vertical market applications. These vertical market applications will provide an additional revenue stream.

MULTI-LEVEL MARKETING UNIT Operates as "Networkalpha.com". This unit was a part of the Company since its inception. Networkalpha.com, as a traditional multi-level marketing company, will sell high-tech communications and Internet products and services. Networkalpha.com will hold the exclusive multi-level marketing rights to market products utilizing AHCNB in the United States and Canada.

NEXT GENERATION CDPD UNIT Will serve as the first real world AHCNB deployment arm. Cellular Digital Packet Data (CDPD) is a wireless data technology that has existed for 10 years. CDPD is an "overlay" technology deployed currently throughout much of North America. Two problems with CDPD are that it is unable to provide high-speed data rates, and that it can only support a relatively small number of clients per channel. By utilizing AHCNB with CDPD, AlphaCom, Inc. will have the ability to increase the capacity approximately 50 times while being able to increase the throughput to rates comparable with dual-speed ISDN or DSL. Also, since CDPD is an "overlay" network, we will be able to deploy relatively easily and rapidly throughout existing cellular networks.

Multi-level marketing (MLM) has proven to be one of the fastest ways of delivering products and services to the end user/consumer. Having a large distribution network prior to the release of new products or services provides a major marketing advantage.

In developing our next generation CDPD, AlphaCom, Inc. will introduce several new products and services. We expect a substantial market demand to arise for vertical market products and applications once we have deployed within a given area.

Additional products and services will include wireline Internet access, Geosynchronous Satellite Internet (GSI) for small to large businesses, Ricochet high throughput wireless Internet service, AHCNB wireless portable telephones and service and other products and services complimentary to our business model.

 Successful deployment of the next generation CDPD-AHCNB demonstration project will enable other companies to discover the nature of AHCNB and the dynamics of this technology. Many of these products will require a monthly service fee, providing AlphaCom, Inc. with monthly revenue.

COMPETITION

All wireless data products can be divided into two categories: Spread spectrum and direct FM broadcast.

There are several examples of spread spectrum technologies on the market today. They include: Ricochet, BreezeCom, WaveRider and all current products in the short-range wireless LAN market. Until AHCNB, spread spectrum offered the best data transfer speeds available. This system has inherently short range and uses a large amount of spectrum bandwidth. The result is extremely costly to deploy in a large area. Costs are prohibited outside of heavily populated urban areas.

Direct FM broadcast products use very little spectral bandwidth and have a far greater range than spread spectrum technologies. The major drawback of this technology is slow data transfer speeds. An example of this system is the existing CDPD technology.

The markets for consumer and business Internet services and online content are extremely competitive and highly fragmented. There are no significant barriers to market entry. We expect that competition will intensify in the future. Our direct competition in these markets are ISPs, national long distance carriers, wireless service providers, OSPs, cable-based data services and Internet content aggregators. Many of these competitors are offering (or may soon offer) technologies that will attempt to compete with some or all of our products and services. Such technologies include ISDN and XDSL. The basis of competition in these markets include transmission speed, reliability of service, ease of access, price/performance, ease-of-use, content quality, quality of presentation, timeliness of content, customer support, operating experience and revenue sharing.

Many of our competitors and potential competitors have substantially larger subscriber bases, longer operating histories, greater name recognition, and more established relationships with application providers than us. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing Internet services than us. There are no assurances that we will be able to compete successfully against current or future competitors. Competitive pressures may materially adversely affect our business, operating results, or financial condition. Further, as a strategic response to changes in the competitive environment, we may make certain pricing, service or marketing decisions or enter into acquisitions or new ventures that could have a materially adverse effect on our business, operating results or financial condition.

GOVERNMENT REGULATIONS

FEDERAL

We provide Internet services, in part, through data transmissions over public telephone lines. These transmissions are governed by regulatory policies establishing charges and terms for wire line communications. We currently are not subject to direct regulation by the FCC or other regulatory agencies as a provider of basic telecommunication services. For example, a number of long distance telephone carriers recently filed a petition with the FCC seeking a declaration that Internet telephone service is a "telecommunications service" subject to common carrier regulation. Such a declaration, if enacted, would create substantial barriers to our entry into the Internet telephone market. The FCC has requested comments on this position, but has not set a deadline for issuing a final decision. Also, a number of local telephone carriers have asked the FCC to levy access charges on "enhanced service providers," which may be deemed to include ISPs. Although the Chairman of the FCC has indicated his opposition to levying service charges against ISPs, local interconnection charges could be levied in the future. Moreover, the public service commissions of certain states are exploring the adoption of regulations that might subject ISPs to state regulation.

The FCC regulates the licensing, construction, operation and acquisition of wireless telecommunications systems in the U.S. pursuant to the 1934 Act, as amended, and the rules, regulations, and policies promulgated by the FCC thereunder. Included in the regulations is the use of the electromagnetic spectrum in the United States, including the frequency band currently used by our radio products. Part 15 of the FCC regulation defines frequency bands in which unlicensed operation of the radio equipment that meets certain technical and operational requirements is permitted. We will utilize CDPD for the majority of our wireless transmissions, which is currently under FCC regulations.

In the international markets there are various categories of government regulations. In those countries that have accepted certain worldwide standards, such as the FCC rulings or those from the European Telecommunications Standards Institute, we are not expecting to experience significant regulatory issues in bringing our products to market. Approval in these markets involves retaining local testing agencies to verify specific product compliance. However, many developing countries, including India and China, have not fully developed or have no frequency allocation, equipment certification, or telecommunications regulatory standards. In these types of markets, we will actively work directly with industry standard bodies to conform to worldwide standards regulations.

STATE AND LOCAL REGULATION

The scope of the regulatory authority covers such matters as the terms and conditions of interconnection between Local Exchange Carriers ("LECs") and wireless carriers with respect to intrastate services, customer billing information and practices, billing disputes, other consumer protection matters, facilities construction issues, transfers of control, the bundling of services and equipment and requirements relating to the availability of capacity on a wholesale basis. In these areas particularly, the terms and conditions of interconnection between LECs and wireless providers, the FCC and state regulatory authorities share regulatory responsibilities with respect to interstate and intrastate issues, respectively.

The FCC and a number of state regulatory authorities have initiated proceedings or indicated their intention to examine access charge obligations, mutual compensation arrangements for interconnections between local exchange carriers and wireless providers, the pricing of transport and switching facilities provided by LECs to wireless providers, the implementation of number portability to permit customers to retain their telephone numbers when they change service providers, and alterations in the structure of universal service funding, among other matters.

AlphaCom, Inc. may become an active participant in proceedings before the FCC and before state regulatory authorities. Proceedings with respect to the foregoing policy issues before the FCC and state regulatory authorities could have significant impacts on the competitive market structure among wireless providers and other carriers. We are unable at this point to predict the scope, pace, or financial impact of policy changes which could be adopted in these proceedings. To keep us apprised of developments in this area, we will retain special FCC counsel in the event we deem it necessary.

EMPLOYEES

AlphaCom, Inc. had twenty-three full-time employees at December 31, 2000.

PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS

The company has, through an agreement in 1997, acquired the rights to AHCNB
(VMSK) technology. The Company is currently in the process of completing an agreement with the inventor to transfer all ownership of the patents and related proprietary rights to AlphaCom, Inc.

ITEM 2. DESCRIPTION OF PROPERTY

AlphaCom, Inc. leases office space at 1035 Rosemary Blvd., Akron, Ohio, on a year-to-year basis for $3,200 per month to provide space for administration, technical support and customer service. Our facilities are adequate for our current needs and suitable additional space, when needed, will be available to accommodate expansion of our operations on commercially reasonable terms.

The company also leases space in Edison, N. J. for approximately $4,200 per month for our research and development facility. Our Canadian office is located in St. Marys, Ontario, Canada.

ITEM 3. LEGAL PROCEEDINGS

In December 2000, the company obtained a temporary injunction against Timberstone Group, LLC, a Nevada Corporation; Mark Smith, individually; and Van Dreiman, individually, in the Circuit Court Of Ninth Judicial Circuit In And For Orange County, Florida (Case No. CI 000-9688 Div.34) for interference with AlphaCom, Inc.'s business relationship with Harold Walker, including its contract to purchase certain patents outright from Walker. The above injunction is still in effect. The Company and Harold Walker have negotiated a new agreement, which should be completed and executed shortly.

It is the opinion of management that the above matters will be resolved favorably for the company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET INFORMATION

The Company's common stock, as of April 13, 2001, is not currently traded or listed. It is anticipated that the common stock will be listed on the NASDAQ BB shortly under the symbol of AHCM. As of April 13, 2001, there were approximately 1,550 beneficial holder of the Company's common stock.

RECENT SALES

On December 5, 1997, the Board of Directors authorized the issuance of an aggregate 8,025,000 shares as founder's stock at a price of $.001 per share, to Messrs. Robert Snyder and Dennis Snyder and their adult children.

On January 30, 1998, the Board authorized the issuance of an aggregate of 1,272,000 shares as founder's stock to its employees, and advisors to the Company at a price of $.001 per share, to approximately 26 individuals. Subsequently, on September 30, 1998, 33,000 shares were issued to employees at a price of $.18 per share.

As of July 2, 1998, we issued 1,653,354 restricted shares of our common stock to 47 minority shareholders of Alpha Beta Communications, Inc. (ABC). Under Rule 144 of the Securities and Exchange Act of 1934 those shares must be held for a minimum of one year after issuance before trading provided our stock is listed for trading. We further agreed to make a $200,000 cash payment to ABC's majority shareholder, Robert Snyder, the Chairman, President and Chief Executive Officer of AlphaCom, Inc. The $200,000 payment is only to be paid upon AlphaCom completing a successful public offering of our common stock. We are not liable for any other creditor, consumer, entity or payables not listed prior to June 1, 1998.

In July 1998, we offered 750,000 units, consisting of one share of our common stock and a promissory note equal to $1.00, at $1.00 under Regulation D, Rule
504. We successfully closed this offering September 30, 1998.

In the fall of 1998, approximately 970,000 shares of founders' stock were privately sold to some of our distributors. These shares were not sold pursuant to an effective registration statement, and may have been sold without an available exemption from the registration requirements of the applicable federal or state securities laws. As a result, we believed that the distributors who received those shares had a right to ask for a refund of their purchase price or to receive duly registered shares in exchange for their shares. We began the process of offering to rescind those transactions in the summer of 1999, offering the distributors either cash or a commitment to exchange their shares as soon as feasible. Up to 900,000 shares are being registered in this offering for that purpose. We believe that we have, or will through the completion of this rescission offer, satisfied our securities law obligations to these distributors.

In November 1998, the board of directors authorized the issuance of 124,000 shares, plus incentives, in connection with a consulting contract for services rendered. The board also reserved 500,000 shares to fund warrants to be issued in connection with a proposed loan of $2,500,000. Warrant holders will be entitled to purchase common stock at $1.00 a share after holding the warrants for one year. The actual loan was for $160,000 with 32,000 warrants.

We subsequently sold a private placement offering at $1.00 per share, under Regulation D, Rule 506, dated October 8, 1998, to twenty investors in the amount of $250,000.

On April 19,1999, the board of directors set aside 300,000 additional shares at $1.00 a share to be issued to employees in lieu of cash bonus, of which 83,000 shares have been issued as of February 29, 2000. In addition, the board of directors authorized the issuance of 80,000 shares to the Chief Financial Officer at $1.00 a share.

On November 23, 1999, we entered into a stock purchase contract and issued 20,000 shares at a purchase price of $5.00 per share. In addition, options to purchase up to 980,000 shares at $5.00 per share were granted. However, these options are tied to a performance clause and must be exercised on or before November 22, 2000.

We also issued warrants which would allow the holders thereof to purchase up to 300,000 shares of our common stock at the offering price per share included in the proposed offering which may be exercised, at the warrant holders option, within a one week time frame after we receive approval from the Securities and Exchange Commission on our offering.

In December 1999, we entered into a one-year consulting contract with a New York firm for financial services. Compensation includes the issuance in the near future of 200,000 shares of stock at $5.00 per share.

DIVIDENDS

AlphaCom, Inc. has declared no dividends on its common stock in fiscal year 2000. The Company has no current plans to declare or pay any dividend on its common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

The Company did not generate any significant revenues, as it is still a development stage company. Consequently, the results of operations discussed below is not necessarily indicative of future operations.

REVENUES

Revenues from equipment sales and communication services were $304,205 in 2000 compared to $249,185 in 1999. The increase of $55,020 resulted from increased sales of communication services.

COST OF SALES

Cost of sales were $250,773 in 2000 compared to $63,883 in 1999. The increase resulted from the increase in cost of service from the telcos.

AMORTIZATION OF FOREIGN LICENSE INCOME

Foreign license income of $105,066 was the result of license sales in 2000. There was no licenses sold in 1999. License income is recognized over the life of the license agreement (generally ten years).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

Selling, general and administrative expenses were $5,396,975 in 2000 compared to $2,028,551 in 1999. The increase of $3,368,424 resulted from increased activity in the development of our products and services. Major increases aggregating $3,237,777 include increases in consulting fees ($911,896); promotions ($972,495); wages ($663,339); legal and accounting ($212,296); research and development ($228,502); commissions ($69,594); travel ($69,480); payroll taxes ($59,052); rent ($27,072); and insurance ($21,051)

OTHER INCOME

Interest income of $22,877 in 2000 compared to none in 1999, resulted from earnings on monies received (and temporally invested) from the SB-2 offering.

INTEREST EXPENSE

Interest expense of $231,883 in 2000 compared to $213,372 resulted from short-term financing which was increased in the year 2000. Substantially all short-term financing was retired from the proceeds of the SB-2 Offering in August 2000.

NET LOSS

The Company reported a net loss of $5,447,483 during 2000 compared to a net loss of $2,056,621 in 1999.




FINANCIAL CONDITION AND LIQUIDITY

At December 31, 2000, Company assets totaled $3,310,521, and there was a stockholders' deficit of $9,848,898. The stockholders' deficit increased $5,447,483 from the prior year, primarily due to the increased effort to develop and deliver products and related services to the market place. Based on these factors, there is substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on completing the technology (AHCNB) and related products. The Company is in the early stages of delivering the technology to the market place. Sale of foreign licenses has commenced and anticipated funds from such sales during the next twelve months should provide required funding to meet working capital, technology and product development needs through the next several years.

ITEM 7. FINANCIAL STATEMENTS

The financial statements will be provided at a later date.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In December 2000, our previous accounting firm, Spector & Saulino, resigned due to a firm decision not to represent SEC reporting companies any longer. The Company has engaged the firm of Hausser+Taylor LLP as its independent certified accountants to audit the Company's financial statements for the year ended December 31, 2000.

Management represents as follows: (a) There have been no disputes between management and Spector & Saulino and their reports have not contained an adverse opinion or disclaimer of opinion (however, it was qualified as to a "going concern"), audit scope, or accounting principles; (b) during the Company's two most recent fiscal years and any subsequent interim period, there were no disagreements with Spector & Saulino on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure; and (c) Spector & Saulino expressed no disagreement or difference of opinion regarding any "reportable" event as that term is defined in Item 304(a)(1)(v) of Regulation S-X.

In addition, during the Company's two most recent fiscal years and any subsequent interim period, Spector & Saulino has not advised the Company that:
(a) the internal controls necessary to develop reliable financial statements did not exist; (b) information had come to the attention of Spector & Saulino which made it unwilling to rely on management's representation, or unwilling to be associated with the financial statements prepared by management; (c) the scope of the audit should have been expanded significantly; or (d) information had come to Spector & Saulino attention that it had concluded would, or if further investigated might have, materially impacted the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent audited financial statements, including information that might have precluded the issuance of an unqualified audit report, and the issue had not been resolved to Spector & Saulino's satisfaction.

The Company requested, and Spector & Saulino has furnished, a letter addressed to the Securities and Exchange Commission stating that Spector & Saulino agrees with the above statements that pertain to Spector & Saulino.

There has not been and do not presently exist any disagreements between the Company and its accountants concerning accounting principles, auditing procedures or financial disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT


                                   Management

 The following table sets forth information with respect to the directors and executive officers.

                                                                       Date Service
        Name               Age              Office                     Commenced
        ----               ---              ------                     ---------

Robert Snyder*             56       Chairman, President                December, 1997
                                    & Chief Executive Officer

Jeffrey Cutruzzula         46       Chief Operating Officer            December, 1999 thru
                                                                       February 2001

Joseph Lechiara*           65       Chief Financial Officer            August, 1998
                                    & Treasurer

Dennis Snyder*             44       Secretary                          December, 1997

Barry Gilliland*           49       Vice President                     December, 1997

Raymond Meyo               59       Vice President                     June 2000 thru March
                                                                       2001

Lonnie F. Curtis           51       Vice President-Technology          September 2000 thru
                                                                       March 2001

Dr. Marion A. Ruebel*      67       Director                           May, 2000

J. Bruce Hunsicker*        45       Director                           May, 2000

Frank A. Wahl*             79       Director                           May, 2000


 *Indicates Board Members

Dr. Marion Ruebel and J. Bruce Hunsicker have resigned in 2001 and Form 8-K's have been filed with the SEC. The board positions have not been filled to date.

All directors will hold office until the next annual stockholder's meeting and until their successors have been elected or qualified or until death, resignation, retirement, removal, or disqualification. Vacancies on the board will be filled by a majority vote of the remaining directors. Our officers serve at the discretion of the board of directors. We increased the board to seven members by adding three outside directors at the May shareholders meeting.

The officers and directors are set forth below.

Robert Snyder, President, CEO and Chairman. Mr. Snyder, as company co-founder, integrated the resources and technology into the platform that supports AlphaCom's product rollout to its distributor base. Additionally, he developed the business model that defines the Company's line of products and services. Mr. Snyder's business background includes over 34 years of related experience in establishing and maintaining start-up businesses involved in manufacturing, sales and marketing, network marketing and finance. In 1964, he established a company to sell and distribute office supplies and copy machines that has enjoyed over 35 years of continuous operation. During his career, he has demonstrated the ability to develop marketing plans and sales strategies having established five additional companies. With considerable experience in small business investment ventures, Mr. Snyder brings to AlphaCom the leadership and financial skills he employed successfully in other businesses. He most recently was an independent distributor for Quorum International until March of 1996 when he formed Alpha Beta Communications as the forerunner to AlphaCom, Inc. Mr. Snyder intends to devote full time to the Company acting in an executive capacity.

Jeffrey F. Cutruzzula, Chief Operating Officer. Mr. Cutruzzula earned a degree in biology from LaRoche College and a graduate degree in public management from Carnegie Mellon University. Since 1991, he has combined his educational and professional experiences and applied them to the development of start-up organizations which included Pittsburgh based Medicaid HMO where he was Vice President of Administration and Operations. He was also engaged as a consultant for the Armstrong Group, LLC, a leading edge business consultation firm, where he honed his skills in organizational development, process development and management, facilitation, and leadership counseling. He devotes full time as an officer of the Company.

Joseph M. Lechiara, Chief Financial Officer. Mr. Lechiara was an Audit Partner in a big six accounting firm with 25 years experience. His responsibilities included working with start-up companies to very large Fortune 500 companies in audit, tax and consulting activities. His experience includes numerous U. S. Securities and Exchange Commissions (SEC) filings and compliance with Federal and State Regulatory agencies over a broad spectrum of industries including manufacturing, life insurance, food processing, distribution, theme parks and transportation. In 1985, Mr. Lechiara purchased American Brewed Coffee and proceeded to grow it until he sold it to a national chain in 1993. At the same time he formed American Spring Water (sold in 1995), American Hospitality Coffee Service (Inn Room Coffee Service), American Music & Vending and J & P Associates (a consulting company). During 1995, Mr. Lechiara sold all companies except for J & P Associates. From 1995 until he joined the Company, he designed and implemented accounting systems for various companies under the J & P Associates banner. Mr. Lechiara intends to devote full time to the Company acting in an executive capacity.

Dennis Snyder, Secretary. Mr. Snyder, company co-founder, has 18 years experience in oversight of service and repair of high tech electronic equipment. He became the lead troubleshooter for an electronics firm where he performed as assistant service manager. Dennis Snyder has owned his own software development and computer consulting businesses within his career in the computer industry. Most recently he was an independent distributor for Quorum International until June 1996 when he became service manager for Andy Sprinkler Services. In December 1997, he became the co-founder of AlphaCom, Inc. Most recently, he has been directly involved in the sales and marketing of high tech products and services. Mr. Snyder intends to devote full time to the Company acting in an executive capacity.

Barry Gilliland, Vice President of Customer Service. Mr. Gilliland has extensive background in office and manufacturing management. His responsibilities included supervising over 50 employees as production foreman, the implementation of several company-wide programs, production scheduling, inventory control and statistical quality control. He developed and implemented a purchasing program of new products while maintaining communications with vendors. He established a corporate fleet and facility management program, which produced substantial savings for the corporation. Mr. Gilliland's implementation skills are a key asset to the Company and its distributor base. From 1987 to May 1997, he was involved in corporate purchasing for Kinko's. He then became an independent consultant before joining AlphaCom in December 1997. Mr. Gilliland intends to devote full time to the Company acting in an executive capacity.

Raymond Meyo, Vice President. Mr. Meyo graduated from the University of Notre Dame with a Bachelor of Arts Degree in History; studied Law at Case Westerm Reserve University and was admitted to the Ohio State Bar. He began his career in London, England doing International Taxes and trading. In 1970, he joined System Marketing Corporation, acquired by Telxon in 1978. In his eleven years at Telxon he became Chief Executive Officer. Mr. Meyo has been involved in ownership positions in three companies and has successfully sold all three. Mr. Meyo has received numerous Business Awards plus an Honorary Doctor of Humane Letters from the University of Akron. Mr. Meyo joined AlphaCom in June, 2000 as Vice President International

Lonnie F. Curtis, Vice President of Technology and Information. Curtis is a seasoned professional with over 30 years of management experience in marketing, information system, accounting, human resource management and inventory management and direct marketing. Mr. Curtis has held positions in an Internet & Business Consultancy 1991-2000. Developed E-Commerce Business Models for International, National and Regional businesses, including ROI analysis. 1969-1991, President of privately held store operations business in the health and beauty products industry. Expertise in Dbase Management, POS, International Licensing, Telemarketing, Manufacturer & Distribution Business, and Import/Export. He has expertise in the assessment of a business' operating and financial performance to determine strengths and weaknesses. Directs strategic planning projects, which promote organizational growth as well as the development of individuals within the organization. He devotes full time as an officer of the Company.

Dr. Marion A. Ruebel, Director. Dr. Ruebel is a Trustee Professor at The University of Akron. He served as President of the University of Akron from 1996 to 1999. Dr. Ruebel received his Ph.D in 1969 from Iowa State University; Ames, Iowa. He brings his wide range of educational and administrative skills to the Board.

Frank A. Wahl, Director. Mr. Wahl , before his retirement was a high school teacher and coach. He is a graduate of The University of Akron and is in The University of Akron Hall of Fame, the Summit County Hall of Fame and the All American Soap Box Derby Hall of Fame. He volunteers his time to nine charitable groups in Akron.

J. Bruce Hunsicker, Esq., Director. Mr. Hunsicker is a Shareholder in the law firm of Brouse McDowell. He has provided legal services to the Company since January 1999.

AlphaCom, Inc. is not aware of any involvement by its directors or executive officers in legal proceedings that are material to an evaluation or the ability or integrity of such director or executive officer.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company is not aware of any failure to file a required Form during the period covered by this report. To the Company's knowledge, all reports were filed with the SEC on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation for the highest paid officers and directors for the annual period ended December 31, 2000.

                             Capacities in Which                               Aggregate
Name                       Remuneration was Received                          Remuneration
----                       -------------------------                          ------------

Robert Snyder              Chairman, President and Chief                        $ 136,400
                           Executive Officer

Jeffrey Cutruzzula         Chief Operating Officer                              $  65,000

Joseph Lechiara            Chief Financial Officer and Treasurer                $  99,288

Dennis Snyder              Secretary                                            $ 136,800

Barry Gilliland            Vice President                                       $  49,221

Raymond Meyo               Vice President (started in June 2000)                $  51,269

Lonnie Curtis              Vice President (started in September 2000)           $  21,462


The Company has adopted a stock option plan for its officers, directors and key employees, subject to approval by the shareholders, however no options have been granted as of this date.

Outside Directors are compensated at the rate of $1,000 per meeting attended.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2000, by each person including any "group" as that term is used in Section 13(d)(3) of the Securities Act of 1934 (the "Exchange Act") who is known by us to own beneficially 5% or more of the common stock, each director of the Company, and all directors and executive officers as a group. Unless otherwise indicated, all persons listed below have sole voting power and investment power with respect to such shares. The total number of shares authorized is 60,000,000 shares, each of which is $.001 per share par value. 14,851,126 shares have been issued and are outstanding:

                     Name and                    Amount and
                     Address of                  Nature of
                     Beneficial                  Beneficial          Percent
Title of Class       Owner                       Owner               of Class
---------------      ----------                  ----------          --------

Common Stock         Robert Snyder               3,725,000           25.08%

Common Stock         Dennis Snyder               3,700,000           24.91%

Common Stock         Joseph Lechiara               101,500             .68%

Common Stock         Barry Gilliland                93,319             .63%

Common Stock         Raymond Meyo                    6,000             .04%

Common Stock         Jeffrey Cutruzzula              6,088             .04%

Common Stock         Marion Ruebel                  10,000             .07%

Common Stock         Frank Wahl                     42,538             .29%




Directors and officers as a group 7,684,445 Shares.

Robert Snyder and Dennis Snyder are (a) related by blood or marriage,(b) directors and (c) officers.

Barry Gilliland and Joe Lechiara are directors and officers.

The adult Snyder children own an additional 600,000 founder shares.

All shares held by officers, directors and shareholders who own 5% or more of our stock will be held in escrow pursuant to an escrow agreement required by the Ohio Division of Securities. Those insider shares may not be sold or transferred for at least one year and perhaps as long as four years depending on the financial performance of the company. Such shares of insiders are allowed to be released from escrow if the company's audited financial statements show fully-diluted earnings, after taxes and exclusive of extraordinary items, of at least $.60 per share (12% of our public offering price) for four consecutive quarters. If the escrowed shares are not released under these financial criteria, then 25% of them will be released automatically on each of the fifth through eight anniversaries of the effective date to the registration of this offering.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No member of management, executive officer or security holder has had any direct or indirect interest in any transaction to which the Company was a party, other than the payment of expenses or salary to such person. Also see Item 5 herein for shares issued to founders employees and key advisors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)   INDEX TO AND DESCRIPTION OF EXHIBITS

EXHIBIT A    Audited Financial Statements as of December 31, 2000 for the period
             April 19, 1996 (inception) to December 31, 2000. TO BE  FILED AT A
             LATER DATE.

     2.      None

     3.1     Articles of incorporation (1)

     3.2     Bylaws (1)

     3.3     Amendment to Articles of Incorporation (1)

    10.1     Purchase of Limited Assets of Alpha Beta Communications (1)

    10.2     Consulting contract with Commonwealth Partners NY, LLC (1)

    10.3     Agreement with ITM (1)



              (1)Filed as an exhibit to the Company's Registration Statement on Form SB-2, dated August 17, 2000 and incorporated herein by reference

(B)  REPORTS ON FORM 8-K

On December 29, 2000, AlphaCom, Inc. filed a Form 8-K disclosing under Item # 4 a change in registrants certifying accountants.

On January 3, 2001, the Company filed a Form 8-K/A, enclosing a letter of agreement from the certifying accounts.

On March 5, 2001, the Company filed a Form 8-K disclosing under Item # 5 the resignation of a board member without disagreement.

On March 26, 2001, AlphaCom, Inc. filed a Form 8-K disclosing under Item #6 the resignation of a board member.

On April 9, 2001, the Company Filed a Form 8-K disclosing under Item # 5 that it had entered into a material contract.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of AlphaCom, Inc. and in the capacities and on the dates indicated.


                         By:       /S/ Robert Snyder
                                   -----------------

                         Name and Title:  Robert Snyder - Director and CEO
                                          --------------------------------

                         Dated:    April 16, 2001
                                   --------------

                         By:       /S/ Joseph M. Lechiara
                                   ----------------------

                         Name and Title:  Joseph M. Lechiara - Director and CFO
                                          -------------------------------------

                         Dated:    April 16, 2001
                                   --------------